Form 10-K/A
HOUSEHOLD CONSUMER LOAN TRUST 1996-1
filed 2000-05-08
CIK 1007119

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




Date:  May 8, 2000       By: /s/John W. Blenke
                                 John W. Blenke
                                 Assistant Secretary

                           Exhibit Index


Exhibit No.    Exhibit

99             Copy of Independent Public Accountants Annual Servicing
              Report dated March 28, 2000.